Form 10-K
period 2005-03-01
GE COMMERCIAL MORT CORP MORT PASS-THR CERTS SERIES  2004-C2
filed 2005-03-29
CIK 1285906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from ________to _______

Commission file number 333-102644-04

GE Commercial Mortgage Corporation (as depositor under the Pooling and Servicing Agreement, dated as of April 1,
2004, providing for the issuance of the Commercial Mortgage Pass-Through Certificates, Series 2004-C2)
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

02-0666931
(I.R.S. Employer Identification No.)

292 Long Ridge Road, Stamford, Connecticut
(Address of principal executive offices)

06927
(Zip Code)
Registrant's telephone number, including area code: 203-357-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and
Servicing Agreement, the Trustee, the Master Servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Currently, there is no established trading market for the Certificates known to the Registrant.
There was an aggregate of 61 holders of record for the registered certificates. The Calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31,
2004.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III
Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(31) Sarbanes-Oxley Certification

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) Lennar Partners, Inc., as Special Servicer
c) GMAC Commercial Mortgage Corporation, as Master Servicer of the AFR/Bank of America Portfolio loan under the GMAC 2003-C3 pooling and servicing agreement and the Tysons Corner Center loan under the COMM 2004-
LNB2 pooling and servicing agreement

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004.
a) Wachovia Bank, National Association, as Master Servicer
b) Lennar Partners, Inc., as Special Servicer
c) GMAC Commercial Mortgage Corporation, as Master Servicer of the AFR/Bank of America Portfolio loan under the GMAC 2003-C3 pooling and servicing agreement and the Tysons Corner Center loan under the COMM 2004-
LNB2 pooling and servicing agreement

(99.3) Annual Statement of Compliance for the year ended December 31, 2004.
a) Wachovia Bank, National Association, as Master Servicer
b) Lennar Partners, Inc., as Special Servicer
c) GMAC Commercial Mortgage Corporation, as Master Servicer of the AFR/Bank of America Portfolio loan under the GMAC 2003-C3 pooling and servicing agreement
d) GMAC Commercial Mortgage Corporation, as Master Servicer of the Tysons Corner Center loan under the COMM
2004-LNB2 pooling and servicing agreement

(99.4) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004.

(B) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(C) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE Commercial Mortgage Corporation, by LaSalle Bank National Association, as attorney-in-fact

By: /s/ Cynthia Reis
Cynthia Reis
Senior Vice President
Date: March 28, 2005

RIDER A

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.